Form 10-Q
period 2026-03-31
CH4 Natural Solutions Corp
filed 2026-06-15
CIK 2044817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-43264

CH4 Natural Solutions Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1821196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 36 th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
(212)
993-0076
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one warrant	MTNE.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	MTNE	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MTNE.WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended
transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of June 12, 2026, there were 22,200,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CH4 NATURAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31, 2026 (unaudited)	DECEMBER 31, 2025
ASSETS
Current asset—prepaid expenses	$31,827	$31,827
Deferred offering costs	1,073,606	1,018,517

Total assets	$1,105,433	$1,050,344

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,490	$—
Accrued expenses	568,014	512,925
Promissory note - related party	300,000	300,000
Due to related party	597,120	509,158

Total current liabilities	1,477,624	1,322,083

Commitments and Contingencies (Note 6)
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 issued and outstanding (1)(2)	767	767
Additional paid-in capital	24,233	24,233
Accumulated deficit	(397,191)	(296,739)

Total shareholders’ deficit	(372,191)	(271,739)

Total Liabilities and Shareholders’ Deficit	$1,105,433	$1,050,344

(1)
This number includes an aggregate of
1,000,000
Class B
ordinary
shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter has until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option. (see Note 4).

(2)
In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the Sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, our sponsor surrendered to us for no consideration an aggregate of 3,833,333 founder shares, which we accepted and canceled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share, due to the changes in the offering size. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
General and administrative expenses	$100,452	$98,509

Net loss	(100,452)	(98,509)

Weighted average shares outstanding of Class B ordinary shares (1)(2)	6,666,667	6,666,667

Basic and diluted net income per share, Class B ordinary shares	$(0.02)	$(0.01)

(1)
This number excludes an aggregate of
1,000,000
Class B
ordinary

shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter has until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option. (see Note 4).

(2)
In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the Sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, our sponsor surrendered to us for no consideration an aggregate of 3,833,333 founder shares, which we accepted and canceled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share, due to the changes in the offering size. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(Unaudited)

	Ordinary Shares					Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Class A		Class B
	Shares	Amount	Shares		Amount
Balance as of January 1, 2026	—	$—	7,666,667	(1)(2)	$767	$24,233	$(296,739)	$(271,739)
Net loss	—	—	—		—	—	(100,452)	(100,452)

Balance as of March 31, 2026 (unaudited)	—	$—	7,666,667		$767	$24,233	$(397,191)	$(372,191)
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(Unaudited)

	Ordinary Shares					Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Class A		Class B
	Shares	Amount	Shares		Amount
Balance as of January 1, 2025	—	$—	7,666,667	(1)(2)	$767	$24,233	$(68,792)	$(43,792)
Net loss	—	—	—		—	—	(98,509)	(98,509)

Balance as of March 31, 2025 (unaudited)	—	$—	7,666,667		$767	$24,233	$(167,301)	$(142,301)

(1)
This number includes an aggregate of
1,000,000
Class B
ordinary
shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter has until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option. (see Note 4).

(2)
In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the Sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, our sponsor surrendered to us for no consideration an aggregate of 3,833,333 founder shares, which we accepted and canceled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share, due to the changes in the offering size. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2026	THREE MONTHS ENDED MARCH 31, 2025
Cash Flows from Operating Activities
Net loss	$(100,452)	$(98,509)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid directly through due to related party	87,962	7,995
Changes in operating assets and liabilities:
Accounts payable	12,490	33,800
Accrued Expenses	—	56,174

Net cash used in operating activities	—	—

Net increase in cash	—	—
Cash - beginning of period	—	—

Cash - end of period	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$55,089	$255,693

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
NOTE 1— ORGANIZATION AND BUSINESS OPERATIONS
CH4 Natural Solutions Corporation (the “Company,” “we,” “us,” or “our”) is a blank check company incorporated as a Cayman Islands exempted company on October 11, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.
As of March 31, 2026, the Company had not yet commenced operations. All activities for the period from October 11, 2024 (inception) through March 31, 2026 relate to the Company’s formation and preparation for the Company’s Initial Public Offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
On May 4, 2026, the Company consummated its IPO of 20,000,000 units (the “units”). The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and one-half
of one warrant (“public warrant”) of the Company. Each whole public warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On May 6, 2026, the underwriter exercised the over-allotment option in part, and on May 8, 2026, the underwriter purchased 2,000,000 units at $10.00 per unit for a total of $20,000,000. The underwriter has 45 days from the date of the Prospectus to exercise the remainder of the over-allotment option.
Simultaneously with the closing of the IPO, the Company completed the private sale of 200,000 private placement units (each unit consists of one Class A ordinary share and one-half
of one warrant) at a purchase price of $10.00 per private placement unit (the “private placement”) to CH4 Natural Solutions Acquisition Security Holdings, LLC (the “security holdings sponsor”), generating gross proceeds to the Company of $2,000,000, which is described in Note 4. Transaction costs amounted to $8,351,843, including $6,000,000 in deferred underwriting fees, $250,000 in upfront underwriting fees, and $2,101,843 in other offering costs related to the IPO. In addition, cash of $1,750,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.
Of the net proceeds of the IPO, the sale of the private placement units and the sale of the over-allotment option units, a total of $220,000,000, including $6,600,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee.
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and interest withdrawn in order to pay our taxes) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Upon the closing of the IPO, an aggregate of $10.00 per Unit sold in the IPO was held in a Trust Account (the “Trust Account”)
as
cash and will be invested only in U.S. government treasury obligations with a maturity of
185
days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations or in an interest or non-interest
bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Trustee that is reasonably satisfactory to the Company; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest or non-interest
bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of

$100 billion or more selected by the Trustee that is reasonably satisfactory to the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the IPO and the sale of the private placement units will not be released from the Trust Account until the earliest to occur of (i) the completion of our initial Business Combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial
Business Combination activity or (iii) the redemption of our public shares if we are unable to complete our Business Combination within 24 months from the closing of the IPO, subject to applicable law. If we do not complete our initial Business Combination within 24 months from the closing of the IPO, we and the underwriter have agreed that: (1) the underwriter will forfeit any rights or claims to its deferred underwriting discounts and commissions, including any accrued interest thereon, then in the Trust Account; and (2) that the deferred underwriter’s discounts and commissions will be distributed on a pro rata basis, together with any accrued interest thereon (which interest shall be net of taxes payable by us) to the public shareholders.
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share
price described herein, payable in cash, subject to the limitations described herein. We will have 24 months from the closing of the IPO, to consummate an initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such
24-month
period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for such an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the extension, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable by us), divided by the number of then issued and outstanding public shares, subject to applicable law. If we have not consummated an initial Business Combination within such
24-month
period, or we do not otherwise seek shareholder approval to amend our amended and restated memorandum and articles of association to further extend the time to complete our Business Combination, we will redeem 100% of the public shares at a per-share
price described herein, payable in cash, subject to applicable law and as further described herein.
The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of the Business Combination, a majority of the issued and outstanding shares voted must be voted in favor of the Business Combination.
Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company has not completed its initial Business Combination within 24 months from the closing of the IPO, and has not held a shareholder vote to amend its amended and restated memorandum and articles of association to extend the amount of time it will have to consummate an initial Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of amounts not previously released to the Company to pay its taxes and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

CH4 Natural Solutions Acquisition Sponsor LLC (the “sponsor” and, together with the security holdings sponsor, the “sponsor entities”), the security holdings sponsor, and each of the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which the sponsor entities have agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case net of the interest which may be withdrawn to pay our taxes, provided that such liability will not apply to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act (as defined below). However, we have not asked the sponsor entities to reserve for such indemnification obligations, nor have we independently verified whether the sponsor entities have sufficient funds to satisfy these indemnity obligations, and we believe that the only assets of the sponsor entities are securities of our company. Therefore, we cannot assure you that the sponsor entities would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation, Liquidity, and Going Concern Considerations
The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
These condensed financial statements should be read in conjunction with the Company’s Prospectus filed with the SEC on May 4, 2026. The interim results in these condensed financial statements are not necessarily indicative of future expected results.
The Company does not have sufficient liquidity to meet its obligations for at least one year from the date these condensed financial statements are issued. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that as of the issuance date of these condensed financial statements, the Company’s working capital is not sufficient to fund its operating needs for a period of at least one year. While the sponsor or its affiliates may provide additional financial support, including through loans or capital contributions, they are not obligated to do so and the timing of the funding may not align with the Company’s liquidity requirements. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. Management intends to address this uncertainty through working capital loans from the sponsor or its affiliates, and additional capital contributions from the sponsor or its affiliates; however, there can be no assurance that such financing will be available on acceptable terms.
These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised
financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of these condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.
Cash and
C
ash
E
quivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2026 and December 31, 2025.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the IPO. Financial Accounting Standards Board (“FASB”) ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the units between Class A ordinary shares and warrants, allocating the IPO proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement warrants were charged to shareholders’ deficit as public and private placement warrants, after management’s evaluation, are accounted for under equity treatment.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
Derivative Financial Instruments
The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company accounted for the public warrants issued in connection with the IPO and the private placement warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are measured at fair value. Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.
The over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would be accounted for as a liability pursuant to ASC 480. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option. The underwriter has until 45 days from the date of the Prospectus to exercise the remaining 1,000,000 units under the over-allotment option.
Loss Per Class B Ordinary Share
Loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of up to
1,000,000
Class B ordinary shares that are subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter
(see Note 7). As of March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per ordinary share for the period presented.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
The registration statement for the Company’s IPO was declared effective on April 30, 2026. On May 4, 2026, the Company consummated the IPO of 20,000,000 units at $10.00 per unit, generating gross proceeds of $200,000,000.
The Company granted the underwriter a
45-day
option to purchase up to 3,000,000 additional units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. The units that would be issued in connection with the over-allotment option would be identical to the units issued in the IPO.
Each unit consists of one Class A ordinary share and
one-half
of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in the Prospectus, and only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of our initial Business Combination and will expire five years after the completion of our initial Business Combination, or earlier upon redemption or liquidation.
NOTE 4—PRIVATE PLACEMENT UNITS
The security holdings sponsor purchased an aggregate of 200,000 private placement units at a price of $10.00 per whole private placement unit in the private placement that occurred simultaneously with the closing of the IPO. Each private placement unit consists of one Class A ordinary share and one-half
of one warrant. Each whole private placement warrant is exercisable for one whole public share at a price of $11.50 per share. If the initial Business Combination is not completed within 24 months from the closing of the IPO, the proceeds from the private placement held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants will be non-redeemable
and exercisable on a cashless basis. The private placement warrants will not expire except upon liquidation.
The security holdings sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the private placement units (including their underlying securities) until 30 days after the completion of the initial Business Combination.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On October 24, 2024, the sponsor made a capital contribution of $25,000 to cover certain of the Company’s expenses, for which the Company issued 7,187,500 founder shares to the sponsor. In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, the sponsor surrendered to the Company for no consideration an aggregate of 3,833,333 founder shares, which we accepted and cancelled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share. The founder shares include an aggregate of 333,333 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. The underwriter has 45 days from the date of the Prospectus to exercise the over-allotment option. All share and per-share
data have been retrospectively presented.
Our initial shareholder has agreed not to transfer, assign or sell any of its founder shares until one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other prope
rty.

Promissory Note — Related Party
An affiliate of the sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO pursuant to a promissory note (the “promissory note”). The loan is non-interest
bearing, unsecured and was due at the closing of the IPO. The affiliate of the sponsor and the Company subsequently amended and restated the promissory note to provide that the amount outstanding under the promissory note would instead be due upon demand. The loan will be repaid out of the $1,750,000 of offering proceeds that were allocated to the payment of offering expenses. As of March 31, 2026 and December 31, 2025, there was $300,000 outstanding under the promissory note.
Due to Sponsor
As of March 31, 2026 and December 31, 2025, the Company had an outstanding due to the sponsor (or an affiliate of the sponsor)
of
$597,120 and $509,158, respectively. This outstanding amount is due on demand.
Administrative Support Agreement
The Company has entered into an agreement with an affiliate of the sponsor pursuant to which the Company is obligated to, commencing on the date the securities of the Company were first listed on the New York Stock Exchange, pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such working capital loans were outstanding.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, the Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the current presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade — including additional tariffs, trade barriers, and other similar measures — could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.
Registration Rights
The holders of the founder shares, private placement units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities) and any Class A ordinary shares held by our initial shareholder at the completion of the IPO or acquired prior to or in connection with our initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that we offer such securities in an underwritten offering. These holders also have certain “piggyback” registration rights with respect to certain underwritten offerings we may conduct. We will bear the expenses incurred in connection with registering these securities.
Underwriting Agreement
On May 8, 2026, the underwriter purchased 2,000,000 Units in partial exercise of the over-allotment option. The underwriter has a
45-day
option from the date of the Prospectus to exercise the remaining over-allotment option.
The Company paid an underwriting discount of $250,000 to the underwriter at the closing of the IPO, with an additional fee of $0.30 per unit sold in the IPO (including both the base and over-allotment units sold), or $6,600,000 in the aggregate, that will be payable to the underwriter for deferred underwriting commissions, which shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders.
In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds from the IPO, payable upon the completion of an initial Business Combination. The Company agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing such advisory services. Upon the completion of the IPO and the partial exercise of the over-allotment option by the underwriter, the Company recorded a charge against earnings for $6,600,000 which represents the 3.00% advisory fees payable by the Company as such fees are not tied to future services.
NOTE 7 — SHAREHOLDER’S DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On October 24, 2024, the Company issued 7,187,500 Class B ordinary shares to the sponsor for $25,000. In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, our sponsor surrendered to us for no consideration an aggregate of 3,833,333 founder shares, which we accepted and cancelled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share. The founder shares include an aggregate of 333,333 shares subject to forfeiture if the remaining unexercised portion of the over-allotment option is not exercised by the underwriter in full. All share and per-share
data have been retrospectively presented. As of March 31, 2026 and December 31, 2025 there were 7,666,667 Class B ordinary shares issued and outstanding, respectively.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial Business Combination, as may be determined by our directors) or earlier at the option of the holder on a one-for-one
basis (subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and in connection with the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 25% of the sum of the total number of all ordinary shares outstanding upon completion of the IPO (not including the Class A ordinary shares underlying the private placement units) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Class A ordinary shares underlying the private placement units or private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans).
If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association).
Warrants —
As of March 31, 2026, and December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.
We will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable and we will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In no event will we be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.
We have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement registering, under the Securities Act, the issuance of the Class A ordinary shares issuable upon exercise of the warrants. We will use our commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.
Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the issuance of shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of (i) the number of Class A ordinary shares underlying the warrants, and (ii) the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) such fair market value. Solely for the purposes of the preceding sentence, “fair market value” shall mean the
10-day
average trading price as of the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.
Beginning 120 days after completion of our initial Business Combination, we may redeem the outstanding public warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrantholders. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the
30-day
redemption period.

If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrantholder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.
Anti-Dilution Adjustments
If the number of outstanding Class A ordinary shares is increased by a share dividend payable in Class A ordinary shares, or by a subdivision of Class A ordinary shares or other similar event, then, on the effective date of such share dividend, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding Class A ordinary shares. A rights offering to holders of Class A ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share dividend of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) multiplied by (ii) one (1) minus the quotient of (x) the price per Class A ordinary share paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion, (ii)
10-day
average closing price means, as of any date, the average last reported sale price of the Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to such date and (iii) fair market value means the
10-day
average closing price as of the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.
NOTE 8 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets.
When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Deferred offering costs	$1,073,606	$1,018,517

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
General and administrative expenses	$100,452	$98,509
General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an offering and eventually a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the transactions and events in connection with the Company’s consummation of the IPO on May 4, 2026 and the underwriter’s partial exercise of the over-allotment option on May 6, 2026, as discussed in Note 1, Note 2, Note 3, Note 5 and Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “MTNE,” “our,” “us,” “the Company” or “we” refer to CH4 Natural Solutions Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to CH4 Natural Solutions Acquisition Sponsor LLC, and references to the “security holdings sponsor” refer to CH4 Natural Solutions Acquisition Security Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 11, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the private placement units, our shares, debt or a combination of the foregoing.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

•

may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares (“Founder Shares”) resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of our ordinary shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

•

could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A Ordinary Shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

The registration statement for our initial public offering (“IPO”) was declared effective on April 30, 2026. On May 4, 2026, the Company consummated its IPO of 20,000,000 units (the “units”). The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one warrant (“public warrant”) of the Company. Each whole public warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, the Company completed the private sale of 200,000 private placement units (each unit consists of one Class A ordinary share and one-half of one warrant) at a purchase price of $10.00 per private placement unit (the “private placement”) to CH4 Natural Solutions Acquisition Security Holdings, LLC (the “security holdings sponsor”), generating gross proceeds to the Company of $2,000,000, which is described in Note 4. Transaction costs amounted to $8,351,843, including $6,000,000 in deferred underwriting fees, $250,000 in upfront underwriting fees, and $2,101,843 in other offering costs related to the IPO. In addition, cash of $1,750,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

On May 6, 2026, the underwriter of the IPO (the “Underwriter”) partially exercised the over-allotment option and on May 8, 2026, purchased an additional 2,000,000 units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $20,000,000. The Underwriter has until 45 days after the date of the Company’s Prospectus to exercise on the remaining over-allotment option.

Of the net proceeds of the IPO, the sale of the private placement units and the sale of the over-allotment option units, a total of $220,000,000, including $6,600,000 of deferred underwriting discounts and commissions, was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 11, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the IPO. Subsequent to the IPO, our activities have included the Company’s search for a target business with which to complete an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Following the IPO, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended March 31, 2026, we had $100,452 in general and administrative expenses.

For the three months ended March 31, 2025, we had $98,509 in general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of our IPO, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the sponsor and loans from the sponsor, which was subsequently transferred and assigned to an affiliate of the sponsor and repaid.

Subsequent to the quarterly period covered by this Quarterly Report, on May 4, 2026, we consummated the IPO of 20,000,000 units at $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 200,000 private placement units at a price of $10.00 per private placement unit, or $2,000,000 in the aggregate, to the security holdings sponsor, in a private placement. On May 8, 2026, we consummated the sale of an additional 2,000,000 units sold pursuant to the underwriter’s partial over-allotment option, generating gross proceeds of $20,000,000. Each private placement unit consists of one private placement share and one-half of one private placement warrant.

Following the IPO and the sale of the private placement units on May 4, 2026 and the partial over-allotment close on May 8, 2026, a total of $220,000,000 is held in the Trust Account. We incurred total transaction costs of $8,951,843, including $6,600,000 in deferred underwriting fees, $250,000 in upfront underwriting fees, and $2,101,843 in other offering costs related to the IPO.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting discounts and commissions), to complete our Business Combination. We may withdraw interest to pay our taxes, if any. Our annual tax obligations generally will depend on the nature and amount of interest and other income earned on the amounts held in the Trust Account. Based on current interest rates and the taxes we currently expect to be applicable to us, we expect that the interest earned on the Trust Account will be sufficient to pay our taxes. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the private placement units and their underlying securities, including as to exercise price, exercisability and exercise period with respect to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities) and any Class A ordinary shares held by our initial shareholder at the completion of the IPO or acquired prior to or in connection with our initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement of which the Prospectus forms a part, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that we offer such securities in an underwritten offering. These holders also have certain “piggyback” registration rights with respect to certain underwritten offerings we may conduct. We will bear the expenses incurred in connection with registering these securities.

Underwriting Agreement

On May 8, 2026, the underwriter purchased 2,000,000 Units in partial exercise of the over-allotment option. The underwriter has a 45-day option from the date of the Prospectus to exercise the remaining over-allotment option.

The Company paid an underwriting discount of $250,000 to the underwriter at the closing of the IPO, with an additional fee of $0.30 per unit sold in the IPO (including both the base and over-allotment units sold), or $6,600,000 in the aggregate, that will be payable to the underwriter for deferred underwriting commissions, which shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders.

In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds from the IPO, payable upon the completion of an initial Business Combination. The Company agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing such advisory services. Upon the completion of the IPO and the partial exercise of the over-allotment option by the underwriter, the Company recorded a charge against earnings for $6,600,000 which represents the 3.00% advisory fees payable by the Company as such fees are not tied to future services.

Administrative Support Agreement

The Company has entered into an agreement with an affiliate of the sponsor pursuant to which the Company is obligated to, commencing on the date the securities of the Company were first listed on the New York Stock Exchange, pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. No fees were accrued for the three months ended March 31, 2026 and 2025.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements included in this Form 10-Q. Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. The Company does not have any critical accounting policies and estimates.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five
(5) years following the completion of the IPO or until we otherwise no longer qualify as an “emerging growth company.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule
12b-2
under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation
S-K,
we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15(d)-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the risks discussed under the caption “Risk Factors” in the Prospectus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All recent unregistered sales of securities have been previously reported.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not
applicable.
Item 5. Other Information
On June 12, 2026, the Company and an affiliate of sponsor amended and restated the promissory note to provide that the amount due to the sponsor affiliate thereunder is due upon demand rather than at the closing of the IPO. The foregoing description is qualified in its entirety by reference to the full text of the Second Amended and Restated Promissory Note, which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

1.1	Underwriting Agreement, dated April 30, 2026, between the Company and Santander US Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199), filed April 24, 2026).

4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199), filed April 24, 2026).

4.3	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199), filed April 24, 2026).

4.4	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199), filed April 24, 2026).

4.5	Private Warrant Agreement, dated April 30, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

4.6	Public Warrant Agreement, dated April 30, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.1	Letter Agreement, dated April 30, 2026, among the Company, its officers and directors, the Sponsor and the Security Holdings Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.2	Investment Management Trust Agreement, dated April 30, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.3	Registration Rights Agreement, dated April 30, 2026, among the Company, the Sponsor and the Security Holdings Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.4	Administrative Support Agreement, dated April 30, 2026, between the Company and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.5	Private Placement Units Purchase Agreement, dated April 30, 2026, between the Company and the Security Holdings Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199), filed April 24, 2026).

10.7*	Second Amended and Restated Promissory Note, dated June 12, 2026, between the Company and an affiliate of the Sponsor.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (filed herewith as Exhibit 101).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH4 NATURAL SOLUTIONS CORPORATION

Date: June 12, 2026	By:	/s/ Arthuros Mangriotis
	Name:	Arthuros Mangriotis
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary