Form 10-Q
period 2026-06-30
CH4 Natural Solutions Corp
filed 2026-08-14
CIK 2044817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒

No

☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
. Yes ☒ No ☐
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
of the Exchange Act).
 Yes ☒ No ☐
As of August 14, 2026, there were 22,200,000 Class A ordinary shares, par value $0.0001 per share, and 7,333,334 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CH4 NATURAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30, 2026	DECEMBER 31, 2025
	(unaudited)
ASSETS
Cash	$1,447,919	$—
Prepaid expenses	122,995	31,827

Total current assets	1,570,914	31,827
Deferred offering costs	—	1,018,517
Cash held in Trust Account	221,233,834	—
Prepaid insurance - long term	89,909	—

Total Assets	$222,894,657	$1,050,344
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,119	$—
Promissory note - related party	300,000	300,000
Due to related party	813,107	509,158
Accrued expenses	1,168,335	512,925

Total current liabilities	2,300,561	1,322,083
Deferred underwriting fees payable	6,600,000	—
Advisory fees	6,600,000	—
Deferred legal fees	291,195	—

Total liabilities	15,791,756	1,322,083

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,000,000 shares at $10.06 per share	221,233,834	—
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 200,000 and -0- issued and outstanding at June 30, 2026 and December 31, 2025 respectively (excluding 22,000,000 and -0- shares subject to possible redemption)	20	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,333,334 and 7,666,667 shares issued and outstanding at June 30, 2026 and December 31, 2025 respectively (1)(2)	733	767
Additional paid-in capital	—	24,233
Accumulated deficit	(14,131,686)	(296,739)

Total shareholders’ deficit	(14,130,933)	(271,739)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$222,894,657	$1,050,344

(1)
This number includes an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter had until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option. (see Note 4). On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.

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

CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
General and administrative expenses	$7,027,699	$30,900	$7,128,151	$129,409

Loss from operations	(7,027,699)	(30,900)	(7,128,151)	(129,409)
Interest on cash held in Trust Account	1,233,834	—	1,233,834	—

Net loss	$(5,793,865)	$(30,900)	$(5,894,317)	$(129,409)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	13,934,066	—	7,005,525	—

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.27)	$0.00	$(0.42)	$0.00

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	127,473	—	64,088	—

Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(0.27)	$0.00	$(0.42)	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,062,272	6,666,667	6,865,562	6,666,667

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.27)	$(0.00)	$(0.42)	$(0.02)

(1)
This number excludes an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter had until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option. (see Note 4). On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.

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

CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2026	—	$—	—	$—	7,666,667	$767	$24,233	$(296,739)	$(271,739)
Net loss	—	—	—	—	—	—	—	(100,452)	(100,452)

Balance as of March 31, 2026 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(397,191)	$(372,191)
Forfeiture of Founder Shares	—	—	—	—	(333,333)	(34)	34	—	—
Proceeds from the sale of Class A Units	22,000,000	220,000,000	—	—	—	—	—	—	—
Paid underwriters fees	—	(250,000)	—	—	—	—	—	—	—
Deferred underwriting fees payable	—	(6,600,000)	—	—	—	—	—	—	—
Fair value of Public Warrants, at issuance	—	(4,776,200)	—	—	—	—	4,776,200	—	4,776,200
Allocated value of transaction costs to Class A Ordinary Shares	—	(1,907,283)	—	—	—	—	(194,560)	—	(194,560)
Proceeds from the sale of private placement shares	—	—	200,000	20	—	—	1,976,945	—	1,976,965
Proceeds from the sale of private placement warrants	—	—	—	—	—	—	23,035	—	23,035
Exercise of over-allotment liability	—	—	—	—	—	—	—	220,800	220,800
Accretion of Class A ordinary shares to redemption value	—	14,767,317			—	—	(6,605,887)	(8,161,430)	(14,767,317)
Net loss	—	—	—	—	—	—	—	(5,793,865)	(5,793,865)

Balance as of June 30, 2026 (unaudited)	22,000,000	$221,233,834	200,000	$20	7,333,334	$733	$—	$(14,131,686)	$(14,130,933)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(Unaudited)

	Ordinary Shares Subject to		Ordinary Shares
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2025	—	$—	—	$—	7,666,667	$767	$24,233	$(68,792)	$(43,792)
Net loss	—	—	—	—	—	—	—	(98,509)	(98,509)

Balance as of March 31, 2025 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(167,301)	$(142,301)
Net loss	—	—	—	—	—	—	—	(30,900)	(30,900)

Balance as of June 30, 2025 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(198,201)	$(173,201)

(1)
This number includes an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter had until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option. (see Note 4). On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.

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

CH4 NATURAL SOLUTIONS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025
Cash Flows from Operating Activities
Net loss	$(5,894,317)	$(129,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(1,233,834)	—
General and administrative expenses paid directly through due to related party	303,949	30,875
Changes in operating assets and liabilities:
Prepaid and other assets	(181,077)	—
Advisory fees	6,600,000	—
Deferred legal fees	116,195	—
Accounts payable	19,119	10,920
Accrued expenses	37,384	87,614

Net cash used in operating activities	(232,581)	—

Cash Flows from Investing Activities
Investment of cash into Trust Account	(220,000,000)	—

Net cash used in investing activities	(220,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Class A shares, gross	220,000,000	—
Proceeds from sale of Private Placement Shares and Warrants	2,000,000	—
Offering costs paid	(319,500)	—

Net cash provided by financing activities	221,680,500	—

Net increase in cash	1,447,919	—
Cash - beginning of period	—	—

Cash - end of period	$1,447,919	$—

Supplemental disclosure of noncash investing and financing activities:
Change in offering costs included in accrued expenses	$793,026	$258,611

Change in offering costs included in deferred legal fees	$175,000	$—
Deferred underwriting fees payable	$6,600,000	$—

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026, the Company had not yet commenced operations. All activities for the period from October 11, 2024 (inception) through June 30, 2026 relate to the Company’s formation, initial public offering (“IPO”) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
On May 4, 2026, the Company consummated its IPO of 20,000,000 units (the “units”). The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and one-half
of one warrant (“public warrant”) of the Company. Each whole public warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On May 6, 2026, the underwriter exercised the over-allotment option in part, and on May 8, 2026, the underwriter purchased 2,000,000 units at $10.00 per unit for a total of $20,000,000. The underwriter had 45 days from the date of the Prospectus to exercise the remainder of the over-allotment option. On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.
Simultaneously with the closing of the IPO, the Company completed the private sale of 200,000 private placement units (each unit consists of one Class A ordinary share and one-half
of one warrant) at a purchase price of $10.00 per private placement unit (the “private placement”) to CH4 Natural Solutions Acquisition Security Holdings, LLC (the “security holdings sponsor”), generating gross proceeds to the Company of $2,000,000, which is described in Note 4. Transaction costs amounted to $8,951,843, including $6,600,000 in deferred underwriting fees, $250,000 in upfront underwriting fees, and $2,101,843 in other offering costs related to the IPO and over-allotment exercise. In addition, cash of $1,750,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.
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
These condensed financial statements should be read in conjunction with the Company’s Prospectus filed with the SEC on May 4, 2026 and the Company’s Form 8-K filed with the SEC on May 5, 2026. The interim results in these condensed financial statements are not necessarily indicative of future expected results.
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
Use of Estimates
The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $
1,447,919 and
$
0
 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.
Cash Held in Trust Account
The assets held in the Trust Account were held in a demand deposit account. Earnings on this deposit are included in interest on Trust Account on the accompanying condensed statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half
of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC
470-20.
The Public Shares are subject to ASC
480-10-S99
and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC
480-10-S99-15,
no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2026 and December 31, 2025 are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Class A ordinary shares issuance costs	(8,757,283)
Fair value of Public Warrants at issuance	(4,776,200)
Plus:
Accretion of Class A ordinary shares to redemption value	14,767,317

Class A ordinary shares subject to possible redemption at June 30, 2026	$221,233,834

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
There were no investments, assets or liabilities requiring fair value measurement as of June 30, 2026 and December 31, 2025.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would be accounted for as a liability pursuant to ASC 480. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option. The underwriter had until
45 days from the date of the Prospectus to exercise the remaining

1,000,000
units under the over-allotment option. The underwriters’ right to exercise the remaining portion of the over-allotment option was forfeited effective June 15, 2026, at which point the Company reversed the remaining over-allotment liability.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of Class B ordinary shares that were subject to forfeiture because the over-allotment option was not exercised in full by the underwriter (see Note 7). For the period ended June 30, 2026, the Company had dilutive securities, the exercise of which is contingent on a future event. For the period ended June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net loss per ordinary share is below:

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to Redeemable Class A Ordinary Shares
Net loss allocable to Redeemable Class A Ordinary Shares	$(3,821,853)	$—	$(2,963,205)	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	13,934,066	—	7,005,525	—

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.27)	$0.00	$(0.42)	$0.00

Non-Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class A Ordinary Shares
Net loss allocable to non-redeemable Class A Ordinary Shares	$(34,963)	$—	$(27,108)	$—
Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	127,473	—	64,088	—

Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(0.27)	$0.00	$(0.42)	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares
Net loss allocable to non-redeemable Class B Ordinary Shares	$(1,937,049)	$(30,900)	$(2,904,004)	$(129,409)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,062,272	6,666,667	6,865,562	6,666,667

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.27)	$(0.00)	$(0.42)	$(0.02)

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
The Company granted the underwriter a
45-day
option to purchase up to 3,000,000 additional units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. The units that would be issued in connection with the over-allotment option would be identical to the units issued in the IPO. On May 8, 2026, the underwriter partially exercised their over-allotment option to acquire 2,000,000 units and on June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option.
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
NOTE 4—PRIVATE PLACEMENT UNITS
The
 security holdings sponsor purchased an aggregate of
200,000
private placement units at a price of $
10.00
per whole private placement unit in the private placement that occurred simultaneously with the closing of the IPO. Each private placement unit consists of one Class A ordinary share and one-half
of one warrant. Each whole private placement warrant is exercisable for one whole public share at a price of $
11.50
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On October 24, 2024, the sponsor made a capital contribution of $25,000 to cover certain of the Company’s expenses, for which the Company issued 7,187,500 founder shares to the sponsor. In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, the sponsor surrendered to the Company for no consideration an aggregate of 3,833,333 founder shares, which we accepted and cancelled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share. The founder shares included an aggregate of 333,333 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. The underwriter had 45 days from the date of the Prospectus to exercise the over-allotment option. On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting

333,333 Class B ordinary shares.
Our initial shareholder has agreed not to transfer, assign or sell any of its founder shares until one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property
.

Promissory Note — Related Party
An affiliate of the sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO pursuant to a promissory note (the “promissory note”). The loan is non-interest
bearing, unsecured and was due at the closing of the IPO. The affiliate of the sponsor and the Company subsequently amended and restated the promissory note to provide that the amount outstanding under the promissory note would instead be due upon demand. The loan will be repaid out of the $1,750,000 of offering proceeds that were allocated to the payment of offering expenses. On June 12, 2026, the promissory note was assigned and transferred to the Company’s Chief Executive Officer (“CEO”). As of June 30, 2026 and December 31, 2025, there was $
300,000 outstanding under the promissory note.
Due to Sponsor
As of June 30, 2026 and December 31, 2025, the Company had an outstanding due to the sponsor (or an affiliate of the sponsor) of $813,107 and $509,158, respectively. This outstanding amount is due on demand.
Administrative Support Agreement
The Company has entered into an agreement with an affiliate of the sponsor pursuant to which the Company is obligated to, commencing on the date the securities of the Company were first listed on the New York Stock Exchange, pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, the Company incurred and paid $20,000 in administrative fees.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such working capital loans were outstanding.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and Iran and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Iran, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
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
Underwriting Agreement
On May 8, 2026, the underwriter purchased 2,000,000 Units in partial exercise of the over-allotment option. The underwriter had a
45-day
option from the date of the Prospectus to exercise the remaining over-allotment option. On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option.
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
In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds from the IPO, payable upon the completion of an initial Business Combination. The Company agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing such advisory services. Upon the completion of the IPO and the partial exercise of the over-allotment option by the underwriter, the Company recorded a charge against earnings for $6,600,000 which represents the 3.00
% advisory fees payable by the Company since the termination clause in the agreement deems the advisory fee earned and recordable as of the date of the IPO and over-allotment exercise.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 200,000 Class A ordinary shares outstanding (excluding 22,000,000 Class A ordinary shares subject to possible redemption). As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On October 24, 2024, the Company issued 7,187,500 Class B ordinary shares to the sponsor for $25,000. In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, our sponsor surrendered to us for no consideration an aggregate of 3,833,333 founder shares, which we accepted and cancelled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share. The founder shares included an aggregate of 333,333 shares subject to forfeiture if the remaining unexercised portion of the over-allotment option was not exercised by the underwriter in full. On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares. As of June 30, 2026 and December 31, 2025 there were 7,333,334 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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
Warrants —
As of June 30, 2026, there were 11,100,000 warrants outstanding (11,000,000 public warrants and 100,000 private placement warrants). As of December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.
We will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable and we will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In no event will we be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.
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
NOTE 8 — FAIR VALUE MEASUREMENT
The public warrants were valued using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach), a Level 3 measurement. The estimated fair value of the public warrants was $0.43 per warrant, or $4,776,200 in aggregate. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

May 4, 2026
Market price of public stock	$9.85
Term (years)	7.75
Risk-free rate	3.83%
Dividend yield	0.00%
Volatility	10.22%
Probability of merger	25.00%
The over-allotment liability was measured at fair value using a Black-Scholes option pricing model that incorporated significant unobservable inputs and, accordingly, was classified as a Level 3 fair value measurement. The estimated fair value of the over-allotment option was $0.07 per Unit, or $220,800 in aggregate. The following table presents the quantitative information regarding market assumptions used in the valuation of the over-allotment option:

May 4, 2026
Unit value	$10.00
Over-allotment option term (days)	45
Risk-free rate	3.64%
Dividend yield	0.00%
Volatility	3.43%

NOTE 9 — SEGMENT INFORMATION
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
When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	JUNE 30, 2026	DECEMBER 31, 2025
Deferred offering costs	$—	$1,018,517
Cash held in Trust Account	$221,233,834	$—

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
General and administrative expenses	$7,027,699	$30,900	$7,128,151	$129,409
Interest on cash held in Trust Account	$1,233,834	$—	$1,233,834	$—
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
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, except as disclosed below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
During July 2026, the Company paid $300,000 to the CEO in full satisfaction of the outstanding promissory note. Additionally, the Company made a payment of $400,000 to an affiliate of the Sponsor, representing a partial repayment of due to related party balance as of June 30, 2026.

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

Simultaneously with the closing of the IPO, the Company completed the private sale of 200,000 private placement units (each unit consists of one Class A ordinary share and one-half of one warrant) at a purchase price of $10.00 per private placement unit (the “private placement”) to CH4 Natural Solutions Acquisition Security Holdings, LLC (the “security holdings sponsor”), generating gross proceeds to the Company of $2,000,000, which is described in Note 4. On May 6, 2026, the underwriter of the IPO (the “Underwriter”) partially exercised the over-allotment option and on May 8, 2026, purchased an additional 2,000,000 units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $20,000,000. Transaction costs amounted to $8,951,843, including $6,600,000 in deferred underwriting fees, $250,000 in upfront underwriting fees, and $2,101,843 in other offering costs related to the IPO and over-allotment exercise. In addition, cash of $1,750,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Of the net proceeds of the IPO, the sale of the private placement units and the sale of the over-allotment option units, a total of $220,000,000, including $6,600,000 of deferred underwriting discounts and commissions, was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 11, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the IPO. Subsequent to the IPO, our activities have included the Company’s search for a target business with which to complete an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Following the IPO, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the six months ended June 30, 2026, we reported a net loss of $5,894,317, which consisted of general and administrative expenses of $7,128,151, offset by $1,233,834 of interest earned on cash held in the Trust Account.

For the six months ended June 30, 2025, we reported a net loss of $129,409 which consisted of general administrative expenses.

Liquidity and Capital Resources

As of June 30, 2026, the Company had a cash balance of $1,447,919 and a working capital deficit of $729,647.

For the six months ended June 30, 2026, cash used in operating activities was $232,581, which is made up of a net loss of $5,894,317 and changes in operating assets and liabilities of $6,591,621. These amounts were offset by accrued interest on cash held in the Trust Account of $1,233,834 and general and administrative expenses funded by a note payable to the sponsor and affiliates of $303,949.

The Company does not have sufficient liquidity to meet its obligations for at least one year from the date the condensed financial statements included in this Quarterly Report on Form 10-Q were issued. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that as of the issuance date of the condensed financial statements included in this Quarterly Report on Form 10-Q, the Company’s working capital is not sufficient to fund its operating needs for a period of at least one year. While the sponsor or its affiliates may provide additional financial support, including through loans or capital contributions, they are not obligated to do so and the timing of the funding may not align with the Company’s liquidity requirements. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed financial statements included in this Quarterly Report on Form 10-Q were issued. Management intends to address this uncertainty through working capital loans from the sponsor or its affiliates, and additional capital contributions from the sponsor or its affiliates; however, there can be no assurance that such financing will be available on acceptable terms.

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

Underwriting Agreement

On May 8, 2026, the underwriter purchased 2,000,000 Units in partial exercise of the over-allotment option. The underwriter had a 45-day option from the date of the Prospectus to exercise the remaining over-allotment option. On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.

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

In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds from the IPO, payable upon the completion of an initial Business Combination. The Company agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing such advisory services. Upon the completion of the IPO and the partial exercise of the over-allotment option by the underwriter, the Company recorded a charge against earnings for $6,600,000 which represents the 3.00% advisory fees payable by the Company since the termination clause in the agreement deems the advisory fee earned and recordable as of the date of the IPO and over-allotment exercise.

Administrative Support Agreement

The Company has entered into an agreement with an affiliate of the sponsor pursuant to which the Company is obligated to, commencing on the date the securities of the Company were first listed on the New York Stock Exchange, pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. The Company incurred $20,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2—Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements included in this Form 10-Q. Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. The Company does not have any critical accounting policies and estimates.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026 and 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15(d)-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During July 2026, the Company paid $
300,000
to the Chief Executive Officer (“CEO”) in full satisfaction of the outstanding promissory note. Additionally, the Company made a payment of $
400,000
to an affiliate of the Sponsor, representing a partial repayment of due to related party balance as of June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

1.1	Underwriting Agreement, dated April 30, 2026, between the Company and Santander US Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199) , filed April 24, 2026).

4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333- 284199) , filed April 24, 2026).

4.3	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Commission File No. 333— 284199) , filed April 24, 2026).

4.4	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333— 284199) , filed April 24, 2026).

4.5	Private Warrant Agreement, dated April 30, 2026, between the Company and Continental Stock Transfer & Trust Company , as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

4.6	Public Warrant Agreement, dated April 30, 2026, between the Company and Continental Stock Transfer & Trust Company , as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.1	Letter Agreement, dated April 30, 2026, among the Company , its officers and directors, the Sponsor and the Security Holdings Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.2	Investment Management Trust Agreement, dated April 30, 2026, between the Company and Continental Stock Transfer & Trust Company , as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.3	Registration Rights Agreement, dated April 30, 2026, among the Company , the Sponsor and the Security Holdings Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.4	Administrative Support Agreement, dated April 30, 2026, between the Company and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.5	Private Placement Units Purchase Agreement, dated April 30, 2026, between the Company and the Security Holdings Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Commission File No. 333— 284199) , filed April 24, 2026).

10.7	Second Amended and Restated Promissory Note, dated June 12, 2026, between the Company and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 15, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (filed herewith as Exhibit 101).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
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

CH4 NATURAL SOLUTIONS CORPORATION

Date: August 14, 2026	By:	/s/ Arthuros Mangriotis
	Name:	Arthuros Mangriotis
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary