Form 10-Q
period 2026-09-30
CH4 Natural Solutions Corp
filed 2026-11-13
CIK 2044817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 001-43264

CH4 Natural Solutions Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1821196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 36th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 993-0076

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary	MTNE.U	New York Stock Exchange
share, $0.0001 par value, and one-half of one
warrant
Class A ordinary shares, par value $0.0001 per share	MTNE	New York Stock Exchange
Warrants, each whole warrant exercisable for one	MTNE.WS	New York Stock Exchange
Class A ordinary share at an exercise price of
$11.50 per share

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

As of November 13, 2026, there were 22,200,000 Class A ordinary shares, par value $0.0001 per share, and 7,333,334 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CH4 NATURAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CH4 NATURAL SOLUTIONS CORPORATION

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(unaudited)
ASSETS
Cash	$747,919	$—
Prepaid expenses	117,395	31,827
Total current assets	865,314	31,827
Deferred offering costs	—	1,018,517
Cash held in Trust Account	223,285,819	—
Prepaid insurance - long term	62,789	—
Total Assets	$224,213,922	$1,050,344

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$64,452	$—
Promissory note - related party	—	300,000
Due to related party	656,915	509,158
Accrued expenses	1,115,487	512,925
Total current liabilities	1,836,854	1,322,083
Deferred underwriting fees payable	6,600,000	—
Advisory fees payable	6,600,000	—
Deferred legal fees	330,058	—
Total liabilities	15,366,912	1,322,083

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,000,000 shares at $10.15 per share at September 30, 2026 and none at December 31, 2025	223,285,819	—

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 200,000 and -0- issued and outstanding at September 30, 2026 and December 31, 2025 respectively (excluding 22,000,000 and -0- shares subject to possible redemption)	20	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,333,334 and 7,666,667 shares issued and outstanding at September 30, 2026 and December 31, 2025 respectively (1)(2)	733	767
Additional paid-in capital	—	24,233
Accumulated deficit	(14,439,562)	(296,739)
Total shareholders' deficit	(14,438,809)	(271,739)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$224,213,922	$1,050,344

(1)
This number includes an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter had until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option (see Note 5). On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.
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

CH4 NATURAL SOLUTIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Nine Months Ended September 30, 2025
General and administrative expenses	$307,876	$31,853	$7,436,027	$161,262
Loss from operations	(307,876)	(31,853)	(7,436,027)	(161,262)
Interest on cash held in Trust Account	2,051,985	—	3,285,819	—
Net income (loss)	$1,744,109	$(31,853)	$(4,150,208)	$(161,262)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	22,000,000	—	12,058,608	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00	$(0.22)	$0.00
Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	200,000	—	109,890	—
Basic and diluted net income (loss) per share, Class A non-redeemable ordinary shares	$0.06	$0.00	$(0.22)	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted (1)(2)	7,333,334	6,666,667	7,023,200	6,666,667
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$0.00	$(0.22)	$(0.02)

(1)
This number includes an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriter. On May 6, 2026, the underwriter partially exercised the over-allotment option and on May 8, 2026, purchased 2,000,000 units under the over-allotment option, reducing the shares subject to forfeiture to 333,333. The underwriter had until 45 days from the date of the Company’s Prospectus dated April 30, 2026 (the “Prospectus”) to exercise the remaining 1,000,000 units under the over-allotment option (see Note 5). On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares.
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

CH4 NATURAL SOLUTIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2026	—	$—	—	$—	7,666,667	$767	$24,233	$(296,739)	$(271,739)
Net loss	—	—	—	—	—	—	—	(100,452)	(100,452)
Balance as of March 31, 2026 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(397,191)	$(372,191)

Forfeiture of Founder Shares(1)(2)	—	—	—	—	(333,333)	(34)	34	—	—
Proceeds from the sale of Class A Units	22,000,000	220,000,000	—	—	—	—	—	—	—
Paid underwriters fees	—	(250,000)	—	—	—	—	—	—	—
Deferred underwriting fees payable	—	(6,600,000)	—	—	—	—	—	—	—
Fair value of Public Warrants, at issuance	—	(4,776,200)	—	—	—	—	4,776,200	—	4,776,200
Allocated value of transaction costs to Class A Ordinary Shares	—	(1,907,283)	—	—	—	—	(194,560)	—	(194,560)
Proceeds from the sale of private placement shares	—	—	200,000	20	—	—	1,976,945	—	1,976,965
Proceeds from the sale of private placement warrants	—	—	—	—	—	—	23,035	—	23,035
Reversal of over-allotment liability	—	—	—	—	—	—	—	220,800	220,800
Accretion of Class A ordinary shares to redemption value	—	14,767,317			—	—	(6,605,887)	(8,161,430)	(14,767,317)
Net loss	—	—	—	—	—	—	—	(5,793,865)	(5,793,865)
Balance as of June 30, 2026 (unaudited)	22,000,000	$221,233,834	200,000	$20	7,333,334	$733	$—	$(14,131,686)	$(14,130,933)

Accretion of Class A ordinary shares to redemption value	—	2,051,985			—	—	—	(2,051,985)	(2,051,985)
Net income	—	—	—	—	—	—	—	1,744,109	1,744,109
Balance as of September 30, 2026 (unaudited)	22,000,000	$223,285,819	200,000	$20	7,333,334	$733	$—	$(14,439,562)	$(14,438,809)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Ordinary Shares Subject to		Ordinary Shares
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2025	—	$—	—	$—	7,666,667	$767	$24,233	$(68,792)	$(43,792)
Net loss	—	—	—	—	—	—	—	(98,509)	(98,509)
Balance as of March 31, 2025 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(167,301)	$(142,301)

Net loss	—	—	—	—	—	—	—	(30,900)	(30,900)
Balance as of June 30, 2025 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(198,201)	$(173,201)

Net loss	—	—	—	—	—	—	—	(31,853)	(31,853)
Balance as of September 30, 2025 (unaudited)	—	$—	—	$—	7,666,667	$767	$24,233	$(230,054)	$(205,054)

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Cash Flows from Operating Activities
Net loss	$(4,150,208)	$(161,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(3,285,819)	—
General and administrative expenses paid directly through due to related party	533,246	238,842
Changes in operating assets and liabilities:
Prepaid and other assets	(148,357)	(30,900)
Advisory fees	6,600,000	—
Deferred legal fees	155,058	—
Accounts payable	64,452	(22,880)
Due to related party	(400,000)	—
Accrued expenses	(953)	(23,800)
Net cash used in operating activities	(632,581)	—
Cash Flows from Investing Activities
Investment of cash into Trust Account	(220,000,000)	—
Net cash used in investing activities	(220,000,000)	—
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(300,000)	—
Proceeds from sale of Class A shares, gross	220,000,000	—
Proceeds from sale of Private Placement Shares and Warrants	2,000,000	—
Offering costs paid	(319,500)	—
Net cash provided financing activities	221,380,500	—

Net increase in cash	747,919	—
Cash - beginning of period	—	—
Cash - end of period	$747,919	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$603,515	$179,720
Offering costs paid through promissory note - related party	$14,511	$79,222
Offering costs included in deferred legal fees	$175,000	$—
Deferred underwriting fees payable	$6,600,000	$—

The accompanying notes are an integral part of these condensed financial statements.

CH4 NATURAL SOLUTIONS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced operations. All activities for the period from October 11, 2024 (inception) through September 30, 2026 relate to the Company’s formation, initial public offering (“IPO”) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Liquidity, and Going Concern Considerations

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

These condensed financial statements should be read in conjunction with the Company’s Prospectus filed with the SEC on May 4, 2026 and the Company’s Form 8-K filed with the SEC on May 5, 2026. The interim results in these condensed financial statements are not necessarily indicative of future expected results.

As of September 30, 2026, the Company had a working capital deficit of $971,540. Further, the Company does not have sufficient liquidity to meet its obligations for at least one year from the date these condensed financial statements are issued. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that as of the issuance date of these condensed financial statements, the Company’s working capital is not sufficient to fund its operating needs for a period of at least one year. While the sponsor or its affiliates may provide additional financial support, including through loans or capital contributions, they are not obligated to do so and the timing of the funding may not align with the Company’s liquidity requirements. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. Management intends to address this uncertainty through working capital loans from the sponsor or its affiliates, and additional capital contributions from the sponsor or its affiliates; however, there can be no assurance that such financing will be available on acceptable terms.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $747,919 and $0 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Cash Held in Trust Account

The assets held in the Trust Account were held in a demand deposit account. Earnings on this deposit are included in interest on Trust Account on the accompanying condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2026 are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Class A ordinary shares issuance costs	(8,757,283)
Fair value of Public Warrants at issuance	(4,776,200)

Plus:
Accretion of Class A ordinary shares to redemption value	16,819,302
Class A ordinary shares subject to possible redemption at September 30, 2026	$223,285,819

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the units between Class A ordinary shares and warrants, allocating the IPO proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement warrants were charged to shareholders’ deficit as public and private placement warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

There were no investments, assets or liabilities requiring fair value measurement as of September 30, 2026 and December 31, 2025.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounted for the public warrants issued in connection with the IPO and the private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts were initially measured at fair value. Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of Class B ordinary shares that were subject to forfeiture because the over-allotment option was not exercised in full by the underwriter (see Note 7). For the nine months ended September 30, 2026, the Company had dilutive securities, the exercise of which is contingent on a future event. For the nine months ended September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income (loss) per ordinary share is below:

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Nine Months Ended September 30, 2025
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$1,299,223	$—	$(2,607,676)	$—

Denominator: Weighted Average Shares Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	22,000,000	—	12,058,608	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$0.00	$(0.22)	$0.00

Non-Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class A Ordinary Shares
Net income (loss) allocable to non-redeemable Class A Ordinary Shares	$11,811	$—	$(23,764)	$—

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	200,000	—	109,890	—
Basic and diluted net income (loss) per share, Class A non-redeemable ordinary shares	$0.06	$0.00	$(0.22)	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$433,074	$(31,853)	$(1,518,768)	$(161,262)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,333,334	6,666,667	7,023,200	6,666,667
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$0.00	$(0.22)	$(0.02)

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

Our initial shareholder has agreed not to transfer, assign or sell any of its founder shares until one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

An affiliate of the sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO pursuant to a promissory note (the “promissory note”). The loan is non-interest bearing, unsecured and was due at the closing of the IPO. The affiliate of the sponsor and the Company subsequently amended and restated the promissory note to provide that the amount outstanding under the promissory note would instead be due upon demand. The loan was repaid out of the $1,750,000 of offering proceeds that were allocated to the payment of offering expenses. On June 12, 2026, the promissory note was assigned and transferred to the Company’s Chief Executive Officer (“CEO”). As of September 30, 2026, the $300,000 outstanding under the promissory note has been paid. The amended and restated promissory note also provided for future drawdown on the promissory note with an aggregate of up to $300,000.

Due to Related Party

As of September 30, 2026 and December 31, 2025, the Company had an outstanding due to the sponsor (or an affiliate of the sponsor) of $656,915 and $509,158, respectively. This outstanding amount is due on demand. The Company made a $400,000 payment toward the outstanding balance during the fiscal quarter ended September 30, 2026.

Administrative Support Agreement

The Company has entered into an agreement with an affiliate of the sponsor pursuant to which the Company is obligated to, commencing on the date the securities of the Company were first listed on the New York Stock Exchange, pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $50,000, respectively, in administrative fees. For the three and nine months ended September 30, 2025, the Company did not incur or pay any administrative fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

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

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the current presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States federal government that restrict or could impact the economics of trade — including additional tariffs, trade barriers, and other similar measures — could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

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

Underwriting and Advisory Agreements

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

Deferred Legal Fees

Deferred legal fees consist of fees incurred in connection with the Company’s initial public offering, ongoing legal services related to the preparation and filing of the Company’s quarterly and annual reports, and due diligence performed on a potential acquisition target. Payment of these fees has been deferred and will become payable upon the consummation of the Company’s initial business combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 200,000 Class A ordinary shares issued and outstanding (excluding 22,000,000 Class A ordinary shares subject to possible redemption). As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On October 24, 2024, the Company issued 7,187,500 Class B ordinary shares to the sponsor for $25,000. In November 2025, the Company effected a share dividend with respect to the Company’s founder shares of 4,312,500 shares thereof, resulting in the sponsor owning an aggregate of 11,500,000 founder shares. On April 22, 2026, our sponsor surrendered to us for no consideration an aggregate of 3,833,333 founder shares, which we accepted and cancelled, resulting in our sponsor owning 7,666,667 founder shares for approximately $0.003 per share. The founder shares included an aggregate of 333,333 shares subject to forfeiture if the remaining unexercised portion of the over-allotment option was not exercised by the underwriter in full. On June 15, 2026, upon the expiration of the over-allotment period, the underwriter forfeited their rights to exercise the remainder of the over-allotment option resulting in the sponsor forfeiting 333,333 Class B ordinary shares. As of September 30, 2026 and December 31, 2025, there were 7,333,334 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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

Warrants — As of September 30, 2026, there were 11,100,000 warrants outstanding (11,000,000 public warrants and 100,000 private placement warrants). As of December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.

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

May 4, 2026
Market price of public stock	$9.85
Time remaining post merger (years)	5.00
Effective expected warrant term (years)	2.75
Risk-free rate	3.83%
Dividend yield	0.00%
Volatility	10.22%
Probability of merger	25.00%

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Deferred offering costs	$—	$1,018,517
Cash held in Trust Account	$223,285,819	$—

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Nine Months Ended September 30, 2025
General and administrative expenses	$307,876	$31,853	$7,436,027	$161,262
Interest on cash held in Trust Account	$2,051,985	$—	$3,285,819	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 11, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the IPO. Subsequent to the IPO, our activities have included the Company’s search for a target business with which to complete an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Following the IPO, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended September 30, 2026, we reported a net income of $1,744,109, which consisted of general and administrative expenses of $307,876, offset by $2,051,985 of interest earned on cash held in the Trust Account.

For the three months ended September 30, 2025, we reported a net loss of $31,853, which consisted of general and administrative expenses.

For the nine months ended September 30, 2026, we reported a net loss of $4,150,208, which consisted of general and administrative expenses of $7,436,027, offset by $3,285,819 of interest earned on cash held in the Trust Account.

For the nine months ended September 30, 2025, we reported a net loss of $161,262 which consisted of general administrative expenses.

Liquidity and Capital Resources

As of September 30, 2026, the Company had a cash balance of $747,919 and a working capital deficit of $971,540.

For the nine months ended September 30, 2026, cash used in operating activities was $632,581, which is made up of a net loss of $4,150,208 and changes in operating assets and liabilities of $6,270,200. These amounts were offset by accrued interest on cash held in the Trust Account of $3,285,819 and general and administrative expenses paid directly through due to related party of $533,246.

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

Underwriting and Advisory Agreements

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

Deferred Legal Fees

Deferred legal fees consist of fees incurred in connection with the Company’s initial public offering, ongoing legal services related to the preparation and filing of the Company’s quarterly and annual reports, and due diligence performed on a potential acquisition target. Payment of these fees has been deferred and will become payable upon the consummation of the Company’s initial business combination.

Administrative Support Agreement

The Company has entered into an agreement with an affiliate of the sponsor pursuant to which the Company is obligated to, commencing on the date the securities of the Company were first listed on the New York Stock Exchange, pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. The Company incurred $50,000 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026 and 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

CH4 NATURAL SOLUTIONS CORPORATION
Date: November 13, 2026	By:	/s/ Arthuros Mangriotis
	Name:	Arthuros Mangriotis
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary